Form 10KSB/A
period 2004-12-31
GOLDENEYE CAPITAL GROUP INC
filed 2005-08-01
CIK 1097885

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers currently serving the Company are as follows:

     Name                         Age       Positions held and tenure
     ----                         ---       -------------------------
Joseph Pioppi                     76        President and Director
Dominick Pope                     72        Secretary and Director
Surinder Rametra                  64        Treasurer
Yao Wei Jie			  37	    Director
Chu Wing Lung			  ==	    Director
Luo Qing Ping			  ==	    Director
Chim Kim Lun			  ==	    Director
Tsun Kok Chung			  ==	    Director


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

Yao Wei Jie, age 37, was appointed as a director of the Company on June 28, 2005. Mr. Yao has over ten years experience in the media, television and design industries in China. Before joining the Company, Mr. Yao has served as a director for Beijing Hua Kun Tian Ying Television Development Company, Ltd., Beijing Hua Kun Long Sheng Media Company, Ltd., and Beijing Jing Qi Shi Dai Wu Mei Design Company, Ltd.

Chu Wing Lung was appointed as a director of the Company on June 28, 2005.
Mr. Chu is Chairman and CEO of YSY Entertainment Group Limited. He has over 15 years experience in directing and choreographing concert performances for singers and performing artists, and has been to artist manager of Miss Cecelia Chung, a well known singer and performing artist in Asia.

Mr. Luo Qing Ping has over 10 years of experience in business development and company management. He is currently a director of Beijing Hai Tao Jing Ping Management Co. Ltd. During 1994 to 2001, Mr. Luo was a director of Beijing Hua Yuan Da Group Co. Ltd. and Beijing Hua Qing Shi Dai Group Co. Ltd.

Mr. Chim Kim Lun, Ricky, has a degree in Business Administration from the University of British Columbia. He is also a director of a number of companies listed on the main board of the Hong Kong Stock Exchange, including Massive Resources International Corporation Ltd., Grand Field Group Holdings Ltd., and Goldwiz Holding Limited.

Mr Tsun Kok Chung, Richard, is a founder and senior partner of Messrs. Tsun & Partners, a solicitors firm in Hong Kong. Mr. Tsun has over 10 years of experience in practicing litigation, finance law, securities, mergers and acquisitions law, and direct investment. He is also legal advisor to a number of listed companies. Mr. Tsun has an LLB (Hon) degree from University of Essex, UK and an LLM degree from University of Cambridge, UK.


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

                                        Number of Shares      Percent of Class
 Name and Address                      Owned Beneficially          Owned
 ----------------                      ------------------     ----------------
 Gary Yankelowitz                            648,500              14.76%
 645 5th Avenue, Suite 403
 New York, NY 10022

 Mid-Continental Securities Corp.          2,982,100              67.51%
 P.O. Box 110310
 Naples, Florida 34108-0106

 Joseph Pioppi                               100,000               2.27%
 989 Ceesapeake Bay Court
 Naples, FL 34120

 Frank Pioppi                                300,000                6.8%
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


GOLDENEYE CAPITAL GROUP, INC.


By: /s/ Joseph Pioppi
    ------------------
Joseph Pioppi, President and Director
Date: August 1, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Surinder Rametra
    ----------------
Surinder Rametra, Treasurer
Date: August 1, 2005


By: /s/ Joseph Pioppi
    ----------------
Joseph Pioppi, President and Director
Date: August 1, 2005


By: /s/ Dominick Pope
    ------------------
Dominick Pope, Secretary and Director
Date: August 1, 2005

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